Form 10-K
period 2001-12-31
GE REREMIC  MORTGAGE TRUST CERT SERIES 2001-1
filed 2002-03-05
CIK 1164743

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                           For the fiscal year ended
                               December 31, 2001

                       Commission file number: 333-60904

                      GREENWICH CAPITAL ACCEPTANCE, INC.
  (as Depositor, Greenwich Capital Financial Products, Inc. as Seller, and State Street Bank and Trust Company, as Trustee under the Trust Agreement, dated as of November 26, 2001, providing for the issuance of the GE ReREMIC Mortgage Trust Certificates, Series 2001-1.)

                      GREENWICH CAPITAL ACCEPTANCE, INC.
                       GE ReREMIC MORTGAGE TRUST 2001-1,
                 GE ReREMIC TRUST CERTIFICATES, SERIES 2001-1
                 --------------------------------------------
            (Exact name of Registrant as specified in its Charter)

     Delaware                                     06-1199884
     ------------------------------               ----------------------------
     (State or other jurisdiction                 (I.R.S. Employer
     incorporation or organization)               Identification Number)

     600 Steamboat Road
     Greenwich, Connecticut                       06830
     ----------------------                       -----------------
     (Address of principal executive offices)     (ZIP Code)

     Registrant's telephone number, including area code: (203) 622-2700

     Securities registered pursuant to Section 12(b) of the Act: NOT APPLICABLE.

     Securities registered pursuant to Section 12(g) of the Act: NOT APPLICABLE.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2001: NOT APPLICABLE.

Number of shares of common stock outstanding as of December 31, 2001:
NOT APPLICABLE.

DOCUMENTS INCORPORATED BY REFERENCE

Documents in Part II and Part IV incorporated herein by reference are as follows:

Monthly Remittance Statement to Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on January 18, 2002.

PART I

ITEM 1.  Business.

The trust fund (the "Trust") created pursuant to a Trust Agreement dated as of November 26, 2001 (the "Trust Agreement") among Greenwich Capital Acceptance, Inc., a Delaware corporation, as depositor (the "Depositor"), and State Street Bank and Trust Company, as Trustee.

The Trust issued six classes of certificates, of which the Class A-1, Class A-2, Class A-3, Class A-4 and Class A-R Certificates were offered by the Prospectus Supplement and the accompanying Prospectus, each dated November 27, 2001, and filed with the Securities and Exchange Commission on Form 424(b)(5) on November 30, 2001. The Class T Certificate was not offered by said Prospectus Supplement and the accompanying Prospectus.

The assets of the Trust consist primarily of a previously issued pass-through security representing a senior ownership interest in a pool of mortgage loans (GE Capital Mortgage Services, Inc. REMIC Multi-Class Pass-Through Certificates, Series 1992-23, Class A or the "Underlying Security").

Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection of payments on the Underlying Security and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Report to Certificateholders which was filed on Form 8-K. There is no additional relevant information to report in response to Item 101 of Regulation S-K.

ITEM 2.  Properties.

The Depositor owns no property. Greenwich Capital Acceptance, Inc., GE ReREMIC Mortgage Trust 2001-1, GE ReREMIC Mortgage Trust Certificates, Series 2001-1, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Underlying Security. In no event will the Trust acquire title to real estate. Therefore, this item is inapplicable.

ITEM 3.  Legal Proceedings.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Greenwich Capital Acceptance, Inc., GE ReREMIC Mortgage Trust 2001-1, GE ReREMIC Mortgage Trust Certificates, Series 2001-1 represent in the aggregate, the beneficial ownership in a trust fund consisting of the Certificates. The Certificates are owned by Certificateholders as trust beneficiaries. Strictly speaking, the Registrant has no "common equity," but for purposes of this Item only, the Registrant's GE ReREMIC Mortgage Trust 2001-1, GE ReREMIC Mortgage Trust Certificates, Series 2001-1 are treated as "common equity."

(a) Market Information. There is no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

(b) Holders. The number of registered holders of all classes of Certificates on December 31, 2001 was five.

(c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Report to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

ITEM 6.  Selected Financial Data.

Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Report to Certificateholders, which was filed on a monthly basis on Form 8-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee. The information provided by the Monthly Report to Certificateholders, which was filed on a monthly basis on Form 8-K, does not provide the relevant financial information regarding the financial status of the Trust.

ITEM 8.  Financial Statements and Supplementary Data.

Monthly Remittance Statement to Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 18, 2002.

Annual Statement of Compliance by the Master Servicer will be subsequently filed on Form 10-K/A after it becomes available in 2002.

Independent Accountant's Report on Servicers will be subsequently filed on Form 10-K/A after it becomes available in 2002.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 one.

PART III

ITEM 10.  Directors and Executive Officers of Registrant.

Not Applicable. The Trust does not have officers or directors. Therefore, the information required by Items 401 and 405 of Regulation S-K are inapplicable.

ITEM 11.  Executive Compensation.

Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by Item 402 of Regulation S-K is inapplicable.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) Security ownership of certain beneficial owners. Under the Trust Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

As of December 31, 2001, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

CEDEFAST
CEDE & CO FAST
P.O. Box 20
BOWLING GREEN STATION
NEW YORK, NEW YORK 10274
SERIES 2001-1
CLASS A-1
$250,435,934
100.0%

CEDEFAST
CEDE & CO FAST
P.O. Box 20
BOWLING GREEN STATION
NEW YORK, NEW YORK 10274
SERIES 2001-1
CLASS A-2
$13,981,400
100.0%

CEDEFAST
CEDE & CO FAST
P.O. Box 20
BOWLING GREEN STATION
NEW YORK, NEW YORK 10274
SERIES 2001-1
CLASS A-3
$76,000,000
100.0%

CEDEFAST
CEDE & CO FAST
P.O. Box 20
BOWLING GREEN STATION
NEW YORK, NEW YORK 10274
SERIES 2001-1
CLASS A-4
$1,294,972
100.0%

GREENWICH CAPITAL MARKETS INC.
600 Steamboat Road
GREENWICH, CT 06830
SERIES 2001-1
CLASS A-R
$100.00
100.0%

(b) Security Ownership of Management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

(c) Changes in Control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to Item 403 of Regulation S-K is inapplicable.

ITEM 13.  Certain Relationships and Related Transactions.

(a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 2001, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in
Item 404(a) (1) (2) and (4) of Regulation S-K, however, the information required by Item 404(a) (3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

(b)  Certain Business Relationships.  None.

(c) Indebtedness of Management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by Item 404 of Regulation S-K is inapplicable.

(d) Transactions with Promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by Item 404 of Regulation S-K is inapplicable.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following is a list of documents filed as part of this report:

EXHIBITS

Annual Statement of Compliance by the Master Servicer will be subsequently filed on Form 10-K/A after it becomes available in 2002.

Independent Accountant's Report on Servicers will be subsequently filed on Form 10-K/A after it becomes available in 2002.

(b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

Monthly Remittance Statement to Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 18, 2002.

(c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed.

(d) Not Applicable. The Trust does not have any subsidiaries or affiliated. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GE ReREMIC Mortgage Trust 2001-1

                              By:  Greenwich Capital Acceptance, Inc.

                                   By: /s/ James Raezer
                                       -----------------------------------
                                       James Raezer
                                       Vice President

Date:  March 5, 2002